Form 10QSB
period 2001-03-31
I CARAUCTION COM INC
filed 2001-05-17
CIK 1128727

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-32031

                             i-CARAUCTION.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                     Delware
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3698367
                                (I.R.S. Employer
                               Identification No.)

             1221 Brickell Avenue, Suite 900, Miami, Florida 33131
              (Address of Principal Executive Offices) (Zip Code)

                                 (305) 358-3678
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2001 the Company had 10,008,585 shares of Common Stock outstanding, $0.0001 par value.

                     I-CARAUCTION.COM, INC. AND SUBSCIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENTS AS OF AND
                           FOR THE THREE MONTHS ENDED
                   MARCH 31, 2001 AND AS OF DECEMBER 31, 2000
                     AND FOR THE PERIODS DECEMBER 23, 1999
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001

                     I-CARAUCTION.COM, INC. AND SUBSCIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS REPORT                         1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-13

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                     I-CARAUCTION.COM, INC. AND SUBSCIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     I-CARAUCTION.COM, INC. AND SUBSCIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-13

                     I-CARAUCTION.COM, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                                                          (Unaudited)
                                                                              March 31, 2001   December 31, 2000
                                                                              --------------   -----------------
CURRENT ASSETS:
     Cash                                                                        $     533      $   1,153
                                                                                 ---------      ---------
     Total current assets                                                              533          1,153

TOTAL ASSETS                                                                     $     533      $   1,153
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                       $ 158,005      $ 157,778
     Note payable-related party                                                     14,044          6,000
     Loans and advances-related party                                                    0            494
                                                                                 ---------      ---------
     Total current liabilities                                                     172,049        164,272

STOCKHOLDER'S EQUITY:

     Common Stock, par value $.0001 per share; 50,000,000 shares authorized;
       10,008,585 and 10,000,000 shares issued and
       outstanding at March 31, 2001 & December 31, 2000, respectively               1,009          1,000
     Additional paid-in capital                                                       (909)          (900)
     Deficit accumulated during the development stage                             (171,616)      (163,219)
                                                                                 ---------      ---------
       Total stockholder's equity (deficit)                                       (171,516)      (163,119)
                                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                             $  533.00      $1,153.00
                                                                                 =========      =========

         The accompanying notes are an integral part of these financial statements.

                     I-CARAUCTION.COM, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                   (UNAUDITED)
                                                        (UNAUDITED)                FOR THE PERIOD
                                                      THREE MONTH ENDED            DECEMBER 23, 1999
                                                           MARCH 31                (INCEPTION) TO
                                                   2001                2000        MARCH 31, 2001
                                                   ----                ----        --------------
DEVELOPMENT STAGE REVENUES                     $          0      $          0      $       0
                                               ------------      ------------      ---------

DEVELOPMENT STAGE EXPENSES:

              Amortization                     $          0      $        100      $     100
              Accounting                              2,500                 0         10,000
              Bank charges                               92                 0            233
              On-line services                          300                 0          1,049
              Domain names                                0                 0        100,000
              Legal fees                              2,335                 0          5,912
              Corporate fees                            795                50          1,709
              Transfer Agent Fees                     1,659                 0          1,796
              Web design                                  0                 0         50,000
              Shareholder related services              163                 0            163
              Office general                             34                 0             34
              Printing                                  315                 0            315

TOTAL DEVELOPMENT STAGE EXPENSES                      8,193               150        171,311
                                               ------------      ------------      ---------
              LOSS FROM OPERATION              $     (8,193)     $       (150)     $(171,311)

              INTEREST EXPENSE                         (204)                0           (305)

              NET LOSS                               (8,397)             (150)      (171,616)
                                               ============      ============      =========
LOSS PER COMMON SHARE
              Basic & diluted                  $    (0.0008)     $ (0.0001)
                                               ============      =========

Weighted-average number of common
shares outstanding                               10,006,773        10,000,000
                                               ============      =========

   The accompanying notes are an integral part of these financial statements.

                      I-CARAUCTION.COM, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

                                                                                                   DEFICIT
                                                                                                   ACCUMULATED
                                                                                   ADDITIONAL      DURING THE
                                                            COMMON STOCK           PAID-IN         DEVELOPMENT
                                                        SHARES          AMOUNT     CAPITAL         STAGE             TOTAL
                                                        ------          ------     -------         -----             -----
Balance, December 23, 1999 (inception)                          0     $     0      $       0      $       0      $       0
                                                                                   ---------      ---------      ---------
Common stock issued to related parties for
  management services                                  10,000,000       1,000           -900              0            100

Loss during development stage for the period
December 23, 1999 (inception)
through December 31, 1999                                       0           0              0         (3,600)        (3,600)
                                                       ----------     -------      ---------      ---------      ---------

Balance, December 31, 1999
                                                       10,000,000       1,000           (900)        (3,600)        (3,500)
Loss during development stage for the year
ended December 31, 2000                                         0           0              0       (159,619)      (159,619)
                                                       ----------     -------      ---------      ---------      ---------
Balance, December 31, 2000                             10,000,000       1,000           (900)      (163,219)      (163,119)

Increase in common stock issued resulting
  from agreement and
  plan of distribution ("spin-off")                         8,585           9             (9)             0              0

Loss during development stage for the three months
  ended March 31, 2001                                          0           0              0         (8,397)        (8,397)
                                                       ----------     -------      ---------      ---------      ---------
Balance, March 31, 2001                                10,008,585       1,009           (909)      (171,616)      (171,516)
                                                       ==========     =======      =========      =========      =========

         The accompanying notes are an integral part of these financial statements.

                      I-CARAUCTION.COM, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                   (UNAUDITED)             (UNAUDITED)
                                                                  THREE MONTH ENDED      FOR THE PERIOD
                                                                        MARCH 31         DECEMBER 23, 1999
                                                                                        (INCEPTION) TO
                                                                   2001        2000      MARCH 31, 2001
                                                                   ----        ----      --------------
OPERATING ACTIVITES
Deficit accumulated during the development stage                 $(8,397)     $(150)     $(171,616)

Adjustments to reconcile net loss to net cash used by Operations

Amortization                                                           0        100            100
Increase (Decrease) in accounts payable and accrued expenses         227         50        158,005
Increase (Decrease) in loans and advances-related party             (494)         0              0
                                                                 -------      -----      ---------

     Net Cash Used by Operating Activities                        (8,664)         0        (13,511)
                                                                 -------      -----      ---------

INVESTING ACTIVITIES:

     Net Cash Used for Investing Activities                            0          0              0
                                                                 -------      -----      ---------

FINANCING ACTIVITIES

     Proceed from short term borrowings-net                        8,044          0         14,044
                                                                 -------      -----      ---------

     Net Cash Used for Financing Activities                        8,044          0         14,044
                                                                 -------      -----      ---------

Increase (decrease) in cash                                         (620)         0            533
                                                                 -------      -----      ---------
Cash, Beginning of year                                            1,153          0              0
                                                                 -------      -----      ---------
Cash, End of year                                                $   533      $   0      $     533
                                                                 =======      =====      =========

         The accompanying notes are an integral part of these financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     I-Carauction.com, Inc. ("the Company"), was incorporated on December 23, 1999 under the laws of the State of Delaware. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to automobiles and related accessories. The Company is a development stage company and has had limited activity.

     On May 24, 2000 the Company formed I-Autoauction.com Inc. ("Autoauction") under the laws of the state of Delaware. Autoauction intends to develop an auction website devoted entirely to automobiles and related accessories. Autoauction did not have any significant activity as of March 31, 2001.

     The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB: INQU). On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. Upon spin-off, the shareholders of I-Incubator received 0.4111 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 10,008,585 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the Company's common stock and GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 1,133,403 shares, representing approximately 11.3% of the Company" outstanding common stock.

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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 23, 1999 (inception) to March 31, 2001 aggregated $171,616. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of March 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $171,616 and $163,219, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                          December 31,    December 31,
                              2000            1999
                              ----            ----
Deferred tax assets         $ 67,788      $ 64,472
Valuation allowance          (67,788)      (64,472)
                            --------      --------

Deferred tax asset, net     $     --      $     --
                            ========      ========

     As of March 31, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2001 and December 31, 2000, principally due to the following

U.S. statutory tax rate       34%
State and local taxes         5.5
Valuation allowance         (39.5)
                            ----

Effective rate              - %
                            ====

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of March 31, 2001 and December 31, 2000 consisted of the following:

                                             March 31,   December 31,
                                              2001         2000
                                              ----         ----
Accounts payable                          $ 150,790     $154,177
Accrued expenses                              6,910        3,500

Accrued interest                                305          101
                                            -------     --------

Total accounts payable accrued expenses   $ 158,005     $157,778
                                            =======     ========

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7.   NOTE PAYABLE

     As of March 31, 2001 and December 31, 2000, notes payable to related parties consist of ten and two individual notes aggregating a total of $14,044 and $6,000, respectively. These notes are short-term borrowings with maturities of less then or equal to one year with an interest rate of 10%.

8.   STOCKHOLDER'S EQUITY

     On December 23, 1999 the Company issued 100,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $100.

     On October 10, 2000, the Company authorized a forward split of 100 to 1 on its common stock. Immediately following the split Incubator owned 10,000,000 restricted common shares.

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of incubator. The spin-off resulting in 8,585 additional shares issued due to rounding.

9.   RELATED PARTY TRANSACTIONS

     The Company had received funds from Incubator to meet various working capital requirements for the year ended December 31, 2000. These advances totaled $494 and were non-interest bearing and due on demand. The Company paid back the funds in January 2001.

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

     Between October 2000 and March 2001, the Company issued to Atlas Equity Group, Inc., ten promissory notes aggregating $14,044. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through March 2002. Atlas Equity is a majority shareholder of the Company.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10.  SUBSEQUENT EVENT

     On April 18, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for $500 at a rate of 10% per annum. The promissory note principal amount and accrued interest are due and payable on July 17, 2001.

     On May 7, 2001, the Company entered into a non-binding letter of intent with Cycle Country Accessories, Inc. ("CCI"). Under the terms of the letter of intent the Company will acquire all the issued and outstanding shares of capital stock of CCI, in exchange for 3,250,000 shares, post reverse split, of 1 for 34.9 of its common stock. Upon closing of the transaction the shareholder of CCI will own 3,250,000 restricted shares of CCI common stock and the shareholders of the Company will own 286,875 shares of CCI common stock. Atlas Capital Services, Inc., an entity a majority of which is owned indirectly by Michael Farkas, will own 63,750 shares of CCI common stock. In addition to the foregoing, up to 649,375 shares will be issued to certain employees and consultants of CCI and are to be registered in the company's S-8 registration following the closing of the transaction.

     The non-binding letter of intent is subject to numerous conditions, including but not limited to: negotiation and execution of a definitive acquisition agreement and that the company's Form 211 with the NASD be approved and the company eligible for trading. If the terms and conditions of the non-binding letter of intent is not finalized within 60 days of filing a consolidated audited financial statement on Form 8K, which the parties anticipate filing within 75 days of filing the initial 8K, or if the company is denied, for any reason, trading status, the entire transaction shall be terminated. Accordingly, there can be no assurance that this transaction will take place on the term's set forth above, or at all.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

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

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $171,616, primarily consisting of accounting ($10,000), legal ($5,912), the expense in retaining their domain name ($100,000) and creation of their website ($50,000). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings. The domain and web design expense is in connection with fees paid to purchase the web addresses and develop a website to begin operations.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $159,619 as compared to $3,600 for the period ended December 31, 2000.

Expenses for the year ended December 31, 2000 were primarily professional fees ($7,577) in connection with quarterly regulatory filings and fees in connection with the purchase of a domain name ($100,000) and development of their website ($50,000).

Expenses for the year ended December 31, 1999 were primarily professional fees ($3,500) in connection with costs incurred with the formation and annual regulatory filings of the Company.

QUARTER ENDED MARCH 31, 2001 AND MARCH 31, 2000

Development stage expenses during the quarter ended March 31, 2001 were $8,397 as compared to $150 for the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily accounting, legal, and transfer agent fees. These fees are related to the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

Expenses for the quarter ended March 31, 2000 are in connection with the formation of the company.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of these loans has been used to cover working capital needs such as office expenses and various professional fees.

For the three months ended March 31, 2001, we incurred a net loss of $8,397. Our accumulated deficit since inception is $171,616. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 17, 2001.

                             i-CarAuction.com, Inc.
                             (Registrant)

Date: May 17, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President