Form 10QSB
period 2001-06-30
I CARAUCTION COM INC
filed 2001-08-14
CIK 1128727

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-32031

                             I-CARAUCTION.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                     Delaware
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

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

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 10,008,585 shares of Common Stock outstanding, $0.0001 par value.

I-CARAUCTION.COM, INC. AND SUBSIDIARY

(A Development Stage Entity)

TABLE OF CONTENTS

----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 AND
FOR THE SIX MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000 AND FOR THE PERIOD
DECEMBER 23, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2001

Balance sheets                                          2

Statements of operations                                3

Statements of stockholder's equity (Deficit)            4

Statements of cash flows                               5-6

Notes to financial statement                          7-12

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended
June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

I-CARAUCTION.COM, INC. AND SUBSIDIARY

(A Development Stage Entity)

TABLE OF CONTENTS

----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 AND
FOR THE SIX MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000 AND FOR THE PERIOD
DECEMBER 23, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2001

Balance sheets                                          2

Statements of operations                                3

Statements of stockholder's equity (Deficit)            4

Statements of cash flows                               5-6

Notes to financial statement                          7-12

I-carauction.com, Inc.
Balance Sheet

ASSETS                                                          (UNAUDITED)
                                                                  JUNE 30,            DECEMBER 31,
                                                                    2001                  2000
                                                                    ----                  ----
CURRENT ASSETS:
      Cash                                                      $     159           $   1,153
                                                                ---------           ---------

      Total current assets                                            159               1,153

TOTAL ASSETS                                                    $     159           $   1,153
                                                                =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                     $  65,600           $ 157,778
      Note payable-related party                                   16,344               6,000
      Due to shareholder (See note 9)                             100,000                 494
                                                                ---------           ---------
      Total current liabilities                                   181,944             164,272

STOCKHOLDER'S EQUITY:

      Common Stock, par value $.0001 per share;
        50,000,000 shares authorized;
        10,008,585 and 10,000,000 shares issued and
        outstanding at June 30, 2001 &
        December 31, 2000, respectively                             1,009               1,000
      Additional paid-in capital                                     (909)               (900)
      Deficit accumulated during the development stage           (181,885)           (163,219)
                                                                ---------           ---------
        Total stockholder's equity (deficit)                     (181,785)           (163,119)
                                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)            $     159           $   1,153
                                                                =========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

I-carauction.com, Inc.
Statement of Operations

                                                                                                             (UNAUDITED)
                                                 (UNAUDITED)                         (UNAUDITED)            FOR THE PERIOD
                                              SIX MONTH ENDED                     THREE MONTH ENDED       DECEMBER 23, 1999
                                                   JUNE 30,                            JUNE 30,          (DATE OF INCEPTION) TO
                                             2001            2000                2001           2000         JUNE 30, 2001
                                             ----            ----                ----           ----         -------------
DEVELOPMENT STAGE REVENUES                 $      0           $                $                 $  0           $       0

DEVELOPMENT STAGE EXPENSES:
     Amortization                          $      0           $ 100                  $           $  0           $     100
     Accounting                               9,368               0              6,868              0              16,868
     Bank charges                               182               0                 90              0                 323
     On-line services                           600               0                300              0               1,349
     Domain names                                 0               0                  0              0             100,000
     Legal fees                               4,380               0              2,045              0               7,957
     Corporate fees                           1,095             145                300             95               2,009
     Transfer Agent Fees                      1,918               0                259              0               2,055
     Web design                                   0               0                  0              0              50,000
     Shareholder related services               163               0                  0              0                 163
     Office general                              34               0                  0              0                  34
     Printing                                   315               0                  0              0                 315
                                           --------           -----           --------           ----           ---------

TOTAL DEVELOPMENT STAGE EXPENSES             18,055             245              9,862             95             181,173
                                           --------           -----           --------           ----           ---------

     LOSS FROM OPERATION                    (18,055)           (245)            (9,862)           (95)           (181,173)

     INTEREST EXPENSE                          (611)              0               (407)             0                (712)

     NET LOSS                              $(18,666)          $(245)          $(10,269)          $(95)          $(181,885)
                                           ========           =====           ========           ====           =========

LOSS PER COMMON SHARE
     Basic & diluted                       $  (0.0019)     $(0.0001)          $(0.0010)      $(0.0001)
                                           ==========      ==========         ==========     ==========

Weighted-average number of common
shares outstanding                         10,006,498    10,000,000         10,006,498     10,000,000
                                           ==========    ==========         ===========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

I-carauction.com, Inc.
Statement of Stockholders' Equity

                                                                                                               DEFICIT
                                                                                                               ACCUMULATED
                                                                                                ADDITIONAL     DURING THE
                                                                     COMMON STOCK               PAID-IN        DEVELOPMENT
                                                              SHARES           AMOUNT           CAPITAL        STAGE        TOTAL
                                                              ------           ------           -------        -----        -----
Balance, December 23, 1999 (date of inception)
                                                                          0          $         $              $      $       0
                                                                 ----------     ------     -----      ---------      ---------
Common stock issued to related parties for
  management services                                            10,000,000      1,000      (900)             0            100

Loss during development stage for the period December 23,
 1999 (date of inception) through  December 31, 1999                      0          0         0         (3,600)        (3,600)
                                                                 ----------     ------     -----      ---------      ---------

Balance, December 31, 1999                                       10,000,000      1,000      (900)        (3,600)        (3,500)

Loss during development stage for the year
 ended December 31, 2000                                                  0          0         0       (159,619)      (159,619)
                                                                 ----------     ------     -----      ---------      ---------

Balance, December 31, 2000                                       10,000,000      1,000      (900)      (163,219)      (163,119)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                   8,585          9        (9)             0              0

Loss during development stage for the six months
  ended June 30, 2001                                                     0          0         0        (18,666)       (18,666)
                                                                 ----------     ------     -----      ---------      ---------

Balance, June 30, 2001                                           10,008,585     $1,009     $(909)     $(181,885)     $(181,785)
                                                                 ==========     ======     =====      =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

I-carauction.com, Inc.
Cash Flow Statement

                                                                                (UNAUDITED)                   (UNAUDITED)
                                                                              SIX MONTH ENDED                 FOR THE PERIOD
                                                                                 JUNE 30                      DECEMBER 23, 1999
                                                                                 -------
                                                                                                           (DATE OF INCEPTION) TO
                                                                          2001                2000              JUNE 30, 2001
                                                                    -----------------     -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITES:
Deficit accumulated during the development stage                      $(18,666)          $   (245)          $ (181,885)

Adjustments to reconcile net loss to net cash used by Operations

Amortization                                                                 0                100                 100

Changes in assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses           (92,178)            65,600
Increase (Decrease) in loans and advances-related party                 99,506                145             100,000
                                                                      --------           --------           ---------
    Net cash used by operating activities                              (11,338)                 0             (16,185)
                                                                      --------           --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash used for investing activities                                   0                  0                   0
                                                                      --------           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceed from short term borrowings - related party                      10,344                  0              16,344
                                                                      --------           --------           ---------

    Net cash used for financing activities                              10,344                  0              16,344
                                                                      --------           --------           ---------

INCREASE (DECREASE) IN CASH                                           $   (994)          $      0           $     159
                                                                                         ========           =========

CASH, BEGINNING OF YEAR                                               $  1,153           $      0           $       0
                                                                      ========           ========           =========

CASH, END OF YEAR                                                     $    159           $      0           $     159
                                                                      ========           ========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During the six months ended June 30, 2001 and for the cumulative period December 23, 1999 (date of inception) to June 30, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

         On December 23, 1999, the Company issued 10,000,000 shares of common stock in consideration of management services to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. The transaction was valued at $100 (See note 8 & 9).

         On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company I-Incubator.Com, Inc. ("Incubator"). Shareholders of Incubator received .4111 shares of the Company's common stock for each share of Incubator. The spin-off resulting in 8,585 additional shares issued due to rounding (See note
         8).

        The accompanying notes are an integral part of these consolidated financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

     On May 24, 2000 the Company formed I-Autoauction.com Inc. ("Autoauction") under the laws of the state of Delaware. Autoauction intends to develop an auction website devoted entirely to automobiles and related accessories. Autoauction did not have any significant activity as of June 30, 2001.

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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



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

     INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying consolidated financial statements have no provisions for deferred tax assets or liabilities.

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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's'stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

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

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 do not have a material effect on our consolidated financial statements and related disclosures.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from December 23, 1999 (date of inception) to June 30, 2001 aggregated $181,885. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of June 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $181,885 and $163,219, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                         June 30,                December 31,
                                                          2001                      2000
                                                       ------------------        -------------
       Deferred tax assets                             $   71,845               $    67,778
       Valuation allowance                                (71,845)                  (67,778)
                                                          -------                   -------
       Deferred tax asset, net                         $     -                  $      -
                                                       ==========               ===========

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

     As of June 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended June 30, 2001 and December 31, 2000, principally due to the following

                  U.S. statutory tax rate                      34%
                  State and local taxes                       5.5
                  Valuation allowance                       (39.5)
                                                          --------

                  Effective rate                               - %
                                                          ========

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                                             June 30,             December 31,
                                                                               2001                     2000
                                                                         ------------------       --------------
       Accounts payable                                                  $     60,038             $    154,177

       Accrued expenses                                                         4,850                    3,500

       Accrued interest                                                           712                      101
                                                                         ------------             ------------

       Total accounts payable and accrued expenses                       $     65,600             $    157,778
                                                                         ============             ============

7.   NOTE PAYABLE

     As of June 30, 2001 and December 31, 2000, notes payable to related parties consist of twelve and two individual notes aggregating a total of $16,344 and $6,000, respectively. These notes are short-term borrowings with maturities of less than or equal to one year with an interest rate of 10%.

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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of incubator. The spin-off resulted in 8,585 additional shares issued due to rounding.

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

     Between October 2000 and June 2001, the Company issued to Atlas Equity Group, Inc., twelve promissory notes aggregating $16,344. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through July 2002. Atlas Equity is a majority shareholder of the Company.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. I-Carauction.com, Inc. is a development
- stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM DECEMBER 23, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $181,885, primarily consisting of accounting ($16,868), legal ($7,957), the expense in retaining their domain name ($100,000) and creation of their website ($50,000). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings. The domain and web design expense is in connection with fees paid to purchase the web addresses and develop a website to begin operations.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
Development stage expenses during the six months ended June 30, 2001 were $18,666 as compared to $245 for the six months ended June 30, 2000.

Expenses for the six months ended June 30, 2001 were primarily accounting ($9,368), legal ($4,389), and transfer agent fees ($1,918). These fees are related to the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

Expenses for the six months ended June 30, 2000 are in connection with the formation of the company.

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
Development stage expenses during the three months ended June 30, 2001 were $10,269 as compared to $95 for the period ended June 30, 2000.

Expenses for the three months ended June 30, 2001 was primarily professional fees ($8,913) in connection with quarterly regulatory filings.

Expenses for the three months ended June 30, 2000 were costs incurred with the formation of the Company.

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

For the six months ended June 30, 2001, we incurred a net loss of $18,666. Our accumulated deficit since inception is $181,885. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                             i-CarAuction.com, Inc.
                             (Registrant)

Date: August 14, 2001        /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President