Form 10QSB
period 2001-09-30
I CARAUCTION COM INC
filed 2001-11-19
CIK 1128727

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001 the Company had 10,008,645 shares of Common Stock outstanding, $0.0001 par value.

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                     I-CARAUCTION.COM, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD DECEMBER 23, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

I-CARAUCTION.COM, INC. AND SUBSIDIARY

(A Development Stage Entity)

TABLE OF CONTENTS                                                                          Page
INDEPENDENT AUDITORS' REPORT                                                               1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
AND FOR THE NINE MONTH PERIODS SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD
DECEMBER 23, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Balance sheets                                                                             2

Statements of operations                                                                   3

Statements of stockholder's equity (Deficit)                                               4

Statements of cash flows                                                                   5-6

Notes to financial statements                                                              7-12

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

I-Carauction.com, Inc. and subsidiary
(A Development Stage Company)
Miami, Florida

We have audited the accompanying consolidated balance sheet of I-Carauction.com, Inc. and subsidiary (a development stage company) as of December 31, 2000 and the related consolidated statement of operations, change in stockholder's equity and cash flow for year ended December 31, 2000. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of I-Carauction.com, Inc. and subsidiary as of December 31, 2000, and the results of its operation and its cash flow for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statement, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement does not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

April 14, 2001

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      (UNAUDITED)
                                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                               2001                  2000
                                                                               ----                  ----
CURRENT ASSETS:
      Cash                                                                          $ 217               $ 1,153
                                                                         -----------------     -----------------

      Total current assets                                                            217                 1,153

TOTAL ASSETS                                                                        $ 217               $ 1,153
                                                                         =================     =================

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                      $ 70,979             $ 157,778
      Note payable-related party                                                   16,944                 6,000
      Due to shareholder (See note 9)                                                   0                   494
                                                                         -----------------     -----------------

      Total current liabilities                                                    87,923               164,272

STOCKHOLDER'S EQUITY:

      Common Stock, par value $.0001 per share; 50,000,000 shares authorized;
        10,008,585 and 10,000,000 shares issued and
        outstanding at September 30, 2001 & December 31, 2000, respectively         1,009                 1,000
      Additional paid-in capital                                                     (909)                 (900)
      Deficit accumulated during the development stage                            (87,806)             (163,219)
                                                                         -----------------     -----------------

        Total stockholder's equity (deficit)                                      (87,706)             (163,119)
                                                                         -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                $ 217               $ 1,153
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

I-carauction.com, Inc.
Statement of Operations

                                                                                                                  (UNAUDITED)
                                                           (UNAUDITED)                      (UNAUDITED)         FOR THE PERIOD
                                                        NINE MONTHS ENDED              THREE MONTHS ENDED      DECEMBER 23, 1999
                                                          SEPTEMBER 30,                    SEPTEMBER 30,     (DATE OF INCEPTION) TO
                                                          -------------                   -------------
                                                    2001                2000           2001          2000       SEPTEMBER 30, 2001
                                                --------------     ---------------     ---------------     -----------------
DEVELOPMENT STAGE REVENUES                       $      0        $       0          $            $         0       $        0
                                                -----------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
     Amortization                                       0                0                0             (100)             100
     Accounting                                    14,380            2,500            5,012            2,500           21,880
     Bank charges                                     272                0               90                0              413
     On-line services                                 900                0              300                0            1,649
     Domain names                                       0          100,000                0          100,000          100,000
     Legal fees                                     4,080            1,000             (300)           1,000            7,657
     Licenses and taxes                             1,280              145              185                0            2,194
     Transfer agent fees                            2,160                0              242                0            2,297
     Web design                                         0           50,000                0           50,000           50,000
     Shareholder related services                     163                0                0                0              163
     Office general                                    34                0                0                0               34
     Printing                                         315                0                0                0              315
                                                ---------        ---------        ---------        ---------        ---------

TOTAL DEVELOPMENT STAGE EXPENSES                   23,584          153,645            5,529          153,400          186,702
                                                ---------        ---------        ---------        ---------        ---------

     LOSS FROM OPERATION                          (23,584)        (153,645)          (5,529)        (153,400)        (186,702)

     OTHER INCOME (EXPENSE)
     Cancellation of debt - related party         100,000                0          100,000                0          100,000
     Interest expense                              (1,003)               0             (392)               0           (1,104)
                                                ---------        ---------        ---------        ---------        ---------

     TOTAL OTHER INCOME (EXPENSES)                 98,997                0           99,608                0           98,896

     NET LOSS                                   $  75,413        $(153,645)       $  94,079        $(153,400)       $ (87,806)
                                                =========        =========        =========        =========        =========

LOSS PER COMMON SHARE

     Basic & diluted                            $    0.01        $   (0.02)       $    0.01        $   (0.02)
                                                ==============   ==========       =========        ==========

Weighted-average number of common
shares outstanding                             10,007,201       10,000,000       10,007,201       10,000,000
                                               ==========       ==========       ==========       ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

I-carauction.com, Inc.
Statement of Stockholders' Equity

                                                                                                          DEFICIT
                                                                                                          ACCUMULATED
                                                                                             ADDITIONAL   DURING THE
                                                                      COMMON STOCK           PAID-IN      DEVELOPMENT
                                                                  SHARES        AMOUNT       CAPITAL      STAGE          TOTAL
                                                                  ------        ------       -------      -----          -----
Balance, December 23, 1999 (date of inception)
                                                                        0      $             $    0      $      0     $       0
                                                               ----------       ----------   ----------  ----------  ----------
Common stock issued to related parties for
  management services                                          10,000,000        1,000         (900)            0           100

Loss during development stage for the period December 23,
 1999 (date of inception) through  December 31, 1999                    0            0            0        (3,600)       (3,600)
                                                               ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1999                                     10,000,000        1,000         (900)       (3,600)       (3,500)

Loss during development stage for the year
 ended December 31, 2000                                                0            0            0      (159,619)     (159,619)
                                                               ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2000                                     10,000,000        1,000         (900)     (163,219)     (163,119)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                 8,585            9           (9)            0             0

Loss during development stage for the nine months
  ended September 30, 2001                                              0            0            0        75,413        75,413
                                                               ----------   ----------   ----------    ----------    ----------

Balance, September 30, 2001                                    10,008,585   $    1,009   $     (909)   $  (87,806)   $  (87,706)
                                                               ==========   ==========   ==========    ==========    ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

I-carauction.com, Inc.
Cash Flow Statement

                                                                              (UNAUDITED)                       (UNAUDITED)
                                                                            NINE MONTHS ENDED                 FOR THE PERIOD
                                                                              SEPTEMBER 30,                  DECEMBER 23, 1999
                                                                                                        (DATE OF INCEPTION) TO
                                                                      2001                  2000          SEPTEMBER 30, 2001
                                                                      ----                  ----          ------------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                $ 75,413              (153,645)             $ (87,806)

Adjustments to reconcile net loss to net cash used by operations
Amortization                                                                   0                     0                    100
Changes in assets and liabilities:
 Increase (Decrease) in accounts payable and accrued expenses            (86,799)                2,093                 70,979
 Increase (Decrease) in loans and advances-related party                    (494)              149,796                      0
                                                                 ----------------     -----------------     ------------------

    Net cash used by operating activities                                (11,880)               (1,756)               (16,727)
                                                                 ----------------     -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash used for investing activities                                     0                     0                      0
                                                                 ----------------     -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceed from short term borrowings - related party                        10,944                 1,599                 16,944
                                                                 ----------------     -----------------     ------------------

    Net cash used for financing activities                                10,944                 1,599                 16,944
                                                                 ----------------     -----------------     ------------------

INCREASE (DECREASE) IN CASH                                               $ (936)               $ (157)                 $ 217
                                                                 ================     =================     ==================

CASH, BEGINNING OF YEAR                                                  $ 1,153                 $ 160       $              0
                                                                 ================     =================     ==================

CASH, END OF YEAR                                                          $ 217                   $ 3                  $ 217
                                                                 ================     =================     ==================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the nine months ended September 30, 2001 and for the cumulative period December 23, 1999 (date of inception) to September 30, 2001, the Company did not pay any interest.

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

On May 24, 2000 the Company formed I-Autoauction.com Inc ("Autoauction") under the laws of the state of Delaware. Autoauction intends to develop an auction website devoted entirely to automobiles and related accessories. Autoauction did not have any significant activity as of September 30, 2001.

The Company was a wholly owned subsidiary of I- Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB: INQU). On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. Upon spin-off, the shareholders of I-Incubator received 0.4111 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 10,008,585 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the Company's common stock and GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 1,133,403 shares, representing approximately 11.3% of the Company" outstanding common stock.

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

                                      -7- .

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CARRYING VALUES

The Company reviews the carrying values of its long-live and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

     INCOME TAXES

The Company utilizes Statement of Financial Standards (" SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying consolidated financial statements have no provisions for deferred tax assets or liabilities.

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 "Earnings Per Share Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from December 23, 1999 (date of inception) to September 30, 2001 aggregated $87,806. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5. INCOME TAXES

No provisions for income taxes have been made because th Company has sustained cumulative losses since the commencement of operations. As of September 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $87,806 and $163,219, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                September 30, 2001            December 31, 2000
                                                ------------------            -----------------
Deferred tax assets                                  $     34,683                 $    67,778
Valuation allowance                                       (34,683)                    (67,778)
                                                     ------------                 -----------

Deferred tax asset, net                                    -                           -
                                                     ============                 ===========

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended September 30, 2001 and December 31, 2000, principally due to the following

U.S. statutory tax rate                                      34%
State and local taxes                                        5.5
Valuation allowance                                        (39.5)
                                                         --------
Effective rate                                                - %

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2001 and December 31, 2000 consisted of the following:

                                                               September 30,           December 31,
                                                                    2001                     2000
                                                              -------------            -------------
Accounts payable                                             $     65,550              $     154,177
Accrued expenses                                                    4,325                      3,500
Accrued interest                                                    1,104                        101
                                                             -------------             --------------
Total accounts payable and accrued expenses                  $     70,979              $     157,778
                                                              ============              =============

7. NOTE PAYABLE

As of September 30, 2001 and December 31, 2000, notes payable to related parties consist of fourteen and two individual notes aggregating a total of $16,944 and $6,000, respectively. These notes are short-term borrowings with maturities of less than or equal to one year with an interest rate of 10%.

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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 19, 2001 the Company entered into an agreemen and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of incubator. The spin-off resulted in 8,585 additional shares issued due to rounding.

9. RELATED PARTY TRANSACTIONS

The Company had received funds from Incubator to meet various working capital requirements for the year ended December 31, 2000. These advances totaled $494 and were non-interest bearing and due on demand. The Company paid back the funds in January 2001.

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase four domain names, I- Carauction.com, Inc., I-Carauction.net, I-Autoauction.com, and I-autoauction.net for $100,000.

Furthermore, on August 24, 2001, the Company entered int an agreement with Michael D. Farkas to return ownership of the domain names in return for the cancellation of indebtness to Farkas aggregating $100,000.

On September 1, 2000, the Company entered into an agreement with Envitro.com, beneficial owner which is Michael Farkas, to design and construct a website for $50,000.

Between October 2000 and June 2001, the Company issued t Atlas Equity Group, Inc., fourteen promissory notes aggregating $16,344. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through July 2002. Atlas Equity is a majority shareholder of the Company.

10. SUBSEQUENT EVENTS

During October 2001, the Company issued to Atlas Equity Group, Inc., two promissory notes aggregating $500. The promissory notes bear interest of 10% per annum. and were due and payable in October 2002. Atlas Equity owns 21% of the Company.

On October 8, 2001, the Company authorized a 1-50 reverse split. As a result of the reverse split, the Company has 200,170 shares of common stock issued and outstanding.

On November 8, 2001, the Company filed a Form SB-2 to register the shares held by the Company's shareholders and to register 7,000,000 additional shares of the Company's common stock for resale by the Company at $.05 per share.

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

PERIOD FROM DECEMBER 23, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $87,806, primarily consisting of accounting ($21,880), legal ($7,656), and creation of their website ($50,000). The accounting and legal expenses were in connection with the Company's Form 10 annual and quarterly regulatory filings. The web design expense is in connection with developing a website to begin operations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage income during the nine months ended September 30, 2001 was $75,413 as compared to expense of $153,645 for the nine months ended September 30, 2000.

Expenses for the nine months ended September 30, 2001 were primarily accounting ($14,380), legal ($4,080), and transfer agent fees ($2,160). These fees are related to the Company's Form 10 annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

Expenses for the nine months ended September 30, 2000 were primarily the purchase of the Company's domain names ($100,000) and the development of its Website ($50,000).

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage income during the three months ended September 30, 2001 was $79,079 as compared to expense of $95 for the period ended September 30, 2000.

Income for the three months ended September 30, 2001 resulted from the cancellation of debt ($100,000) due to Michael Farkas, a shareholder of the Company, in return for ownership of the domain names.

Expenses for the three months ended September 30, 2000 were primarily the purchase of the company's domain name ($100,000) and the development of its Website ($50,000).

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

For the nine months ended September 30, 2001, we incurred a net income of $75,413. Our accumulated deficit since inception is $87,806. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2001.

                             i-CarAuction.com, Inc.
                             (Registrant)

Date: November 19, 2001        /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President