Form 10QSB/A
period 2001-09-30
I CARAUCTION COM INC
filed 2001-11-28
CIK 1128727

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

I-carauction.com, Inc.
Statement of Operations

                                                                                                                  (UNAUDITED)
                                                           (UNAUDITED)                      (UNAUDITED)         FOR THE PERIOD
                                                        NINE MONTHS ENDED              THREE MONTHS ENDED      DECEMBER 23, 1999
                                                          SEPTEMBER 30,                    SEPTEMBER 30,     (DATE OF INCEPTION) TO
                                                          -------------                   -------------
                                                    2001                2000           2001          2000       SEPTEMBER 30, 2001
                                                --------------     ---------------     ---------------     -----------------
DEVELOPMENT STAGE REVENUES                       $      0        $       0          $            $         0       $        0
                                                -----------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
     Amortization                                       0                0                0             (100)             100
     Accounting                                    14,380            2,500            5,012            2,500           21,880
     Bank charges                                     272                0               90                0              413
     On-line services                                 900                0              300                0            1,649
     Domain names                                       0          100,000                0          100,000          100,000
     Legal fees                                     4,080            1,000             (300)           1,000            7,657
     Licenses and taxes                             1,280              145              185                0            2,194
     Transfer agent fees                            2,160                0              242                0            2,297
     Web design                                         0           50,000                0           50,000           50,000
     Shareholder related services                     163                0                0                0              163
     Office general                                    34                0                0                0               34
     Printing                                         315                0                0                0              315
                                                ---------        ---------        ---------        ---------        ---------

TOTAL DEVELOPMENT STAGE EXPENSES                   23,584          153,645            5,529          153,400          186,702
                                                ---------        ---------        ---------        ---------        ---------

     LOSS FROM OPERATION                          (23,584)        (153,645)          (5,529)        (153,400)        (186,702)

     OTHER INCOME (EXPENSE)
     Cancellation of debt - related party         100,000                0          100,000                0          100,000
     Interest expense                              (1,003)               0             (392)               0           (1,104)
                                                ---------        ---------        ---------        ---------        ---------

     TOTAL OTHER INCOME (EXPENSES)                 98,997                0           99,608                0           98,896

     NET INCOME (LOSS)                          $  75,413        $(153,645)       $  94,079        $(153,400)       $ (87,806)
                                                =========        =========        =========        =========        =========

INCOME (LOSS) PER COMMON SHARE

     Basic & diluted                            $    0.01        $   (0.02)       $    0.01        $   (0.02)
                                                ==============   ==========       =========        ==========

Weighted-average number of common
shares outstanding                             10,007,201       10,000,000       10,007,201       10,000,000
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

I-CARAUCTION.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

I-carauction.com, Inc.
Cash Flow Statement

                                                                              (UNAUDITED)                       (UNAUDITED)
                                                                            NINE MONTHS ENDED                 FOR THE PERIOD
                                                                              SEPTEMBER 30,                  DECEMBER 23, 1999
                                                                                                        (DATE OF INCEPTION) TO
                                                                      2001                  2000          SEPTEMBER 30, 2001
                                                                      ----                  ----          ------------------
CASH FLOWS FROM OPERATING ACTIVITES:

Net Income (Loss)                                                       $ 75,413              (153,645)             $ (87,806)

Adjustments to reconcile net loss to net cash used by operations
Amortization                                                                   0                     0                    100
Changes in assets and liabilities:
 Increase (Decrease) in accounts payable and accrued expenses            (86,799)                2,093                 70,979
 Increase (Decrease) in loans and advances-related party                    (494)              149,796                      0
                                                                 ----------------     -----------------     ------------------

    Net cash used by operating activities                                (11,880)               (1,756)               (16,727)
                                                                 ----------------     -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash used for investing activities                                     0                     0                      0
                                                                 ----------------     -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceed from short term borrowings - related party                        10,944                 1,599                 16,944
                                                                 ----------------     -----------------     ------------------

    Net cash used for financing activities                                10,944                 1,599                 16,944
                                                                 ----------------     -----------------     ------------------

INCREASE (DECREASE) IN CASH                                               $ (936)               $ (157)                 $ 217
                                                                 ================     =================     ==================

CASH, BEGINNING OF YEAR                                                  $ 1,153                 $ 160       $              0
                                                                 ================     =================     ==================

CASH, END OF YEAR                                                          $ 217                   $ 3                  $ 217
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

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase four domain names, I- Carauction.com, Inc., I-Carauction.net, I-Autoauction.com, and I-autoauction.net for $100,000. On August 24, 2001, the Company and Michael D. Farkas entered into an agreement to cancel this transaction. Accordingly, the $100,000 due to Michael D. Farkas under the original agreement was cancelled by Mr. Farkas in consideration for the return of the domain names. The $100,000 is reflected as cancellation of debt in the accompanying financial statements.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 27, 2001.

                             i-CarAuction.com, Inc.
                             (Registrant)

Date: November 27, 2001        /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President